Form 10-K
period 2000-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC SER 1997 C-1
filed 2001-04-05
CIK 1043308

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                    (Mark One) |X| Annual Report pursuant to
                    Section 13 or 15(d) of the Securities and
                      Exchange Act of 1934 for fiscal year
                             ended December 31, 2000
                                       or
              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 33-97994

                FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.
                 (IN RESPECT OF COMMERCIAL MORTGAGE PASS-THROUGH
                          CERTIFICATES, SERIES 1997-C1)

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                  56-1643598
         ---------------------------------                  -------------------
         (State or other jurisdiction                       (I.R.S. Employer
         of incorporation or organization)                  Identification No.)


         ONE FIRST UNION CENTER                                      28228-0600
         CHARLOTTE, NORTH CAROLINA                                  -----------
         -------------------------                                   Zip Code
         (Address of Principal Executive Offices)

                                 (704) 374-6828
               Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No | |


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2000.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 2000

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.
         COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1
                                   FORM 10-K

                                     INDEX

                                                                                                              PAGE
PART I.                                                                                                       -----
         Item 1. Business.......................................................................................4
         Item 2. Properties.....................................................................................4
         Item 3. Legal Proceedings..............................................................................4
         Item 4. Submission of Matters to a Vote of Security Holders............................................5

PART II.

         Item 5. Market for Registrant's Common Equity and Related
                 Stockholder Matters............................................................................5
         Item 6. Selected Financial Data........................................................................5
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................5
         Item 8. Financial Statements and Supplementary Data....................................................5
         Item 9. Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure............................................................5

PART III.

         Item 10. Directors and Executive Officers of the Registrant...........................................5
         Item 11. Executive Compensation.......................................................................5
         Item 12. Security Ownership of Certain Beneficial Owners and Management...............................5
         Item 13. Certain Relationships and Related Transactions...............................................6

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................6
 ..................
         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
            Which Have Not Registered Securities Pursuant to Section 12 of such Act............................7

SIGNATURES.....................................................................................................8

INDEX OF EXHIBITS..............................................................................................9

                                     PART I

Item 1.  BUSINESS

This Annual Report on Form 10-K is being filed on behalf of First Union Commercial Mortgage Securities, Inc. (the "Registrant") by State Street Bank and Trust Company, solely in its capacity as trustee under the Pooling Agreement hereinafter identified and with respect to the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1997-C1 (the "Certificates"). The Certificates were issued under a Pooling and Servicing Agreement dated as of May 1, 1997 (the "Pooling Agreement") among the Registrant, as depositor, First Union National Bank of North Carolina (the "Master Servicer"), as master servicer, Criimi Mae Services Limited Partnership ("CMSLP"), as special servicer, and State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"). The Registrant has been informed that as of October 31, 1998, CMSLP has been removed as the special servicer under the Pooling Agreement and that ORIX Real Estate Capital Markets, LLC ("ORECM") has been serving as the replacement special servicer under the Pooling Agreement. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

Certain of the information contained in the Annual Report on Form 10-K has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Securities and Exchange Commission's Staff with respect to substantially similar trusts or certificates.

Item 2.  PROPERTIES

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans. The Trust Fund did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Loans or otherwise.

The Annual Statement as to Compliance of First Union National Bank (formerly, First Union National Bank of North Carolina) as Master Servicer is annexed hereto as Exhibit 14(a)(1)(i). The Annual Servicing Report of KPMG LLP, an independent public accountant, with respect to First Union National Bank as the Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(ii).

The Annual Statement as to Compliance of ORECM as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit
14(a)(1)(iii). The Annual Independent Public Accountant's Servicing Report of Arthur Andersen LLP, an independent public accountant, with respect to ORECM as the Special Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

Item 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee, in each case, with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, the Special Servicer's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.


                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 29, 2000, there are an aggregate of sixty-seven (67) registered holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company ("DTC") but excluding Cede & Co., DTC's nominee. The computation of the approximate number of holders is based upon the number of individual participants in a security position listings provided by DTC.

Information as to distributions to Certificateholders have been provided in the Registrant's monthly Form 8-K filings with respect to the Certificates.

Item 6.  SELECTED FINANCIAL DATA

Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Omitted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

Item 11. EXECUTIVE COMPENSATION

Omitted.


                                    PART III


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Registrant is responding to this item by providing information with respect to the security ownership of certain owners of the Certificates, which information is annexed hereto as Exhibit 99.1.

(b)      Omitted.

(c) As of December 29, 2000, the Class K Certificates constitute the "Controlling Class" of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as special servicer under the Pooling Agreement and to advise the special servicer with respect to certain actions enumerated in the Pooling Agreement. Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class. The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1) FINANCIAL STATEMENTS

                  (i) The Statement as to Compliance to be delivered by First Union National Bank as master servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

                  (ii) The Annual Servicing Report of an independent public accountant relating to master servicing by First Union National Bank is annexed hereto as Exhibit 14(a)(1)(ii).

                  (iii) The Annual Statement as to Compliance by ORECM as Special Servicer required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(iii).

                  (iv) The Annual Independent Accountant's Servicing Report of Arthur Andersen LLP from an independent public accountant, with respect to ORECM as special servicer is annexed hereto as
           Exhibit 14(a)(1)(iv).

(a)(2) FINANCIAL STATEMENT SCHEDULES

Omitted.

(a)(3) EXHIBITS

Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

                  4. Pooling and Servicing Agreement dated as of May 1, 1997, by and among First Union
                           Commercial Mortgage Securities, Inc.,
                           as depositor, First Union National Bank of North Carolina as master servicer, Criimi Mae Services Limited Partnership as special servicer, and State Street Bank and Trust Company, as Trustee.

                  99.1*    Security Ownership of Certain Beneficial Owners.

           (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

                  Report on Form 8-K dated October 18, 2000, reporting items 5 and 7.

                  Report on Form 8-K dated November 18, 2000, reporting items 5 and 7.

                  Report on Form 8-K dated December 18, 2000, reporting items 5 and 7.

------------------
*  Filed herewith




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST UNION COMMERCIAL
                                MORTGAGE SECURITIES, INC.
                                (In Respect of its COMMERCIAL
                                MORTGAGE PASS-THROUGH
                                CERTIFICATES, SERIES 1997-C1)

Dated:  April 5, 2001           By:  State Street Bank and
                                     Trust Company, solely in its capacity
                                     as Trustee of the Trust Fund for the
                                     Registrant's Commercial Mortgage
                                     Pass-Through Certificates, Series 1997-C1
                                     and not individually on behalf of the
                                     Registrant


                                By: /s/ Daniel M. Scully
                                    -----------------------
                                    Daniel M. Scully, Assistant Secretary

                                INDEX OF EXHIBITS

                                   DESCRIPTION

14(a)(1)(i)       Annual Statement as to Compliance by First Union National Bank as master servicer.

14(a)(1)(ii)      Annual Independent Accountant's Report of KPMG LLP, an
                  independent public accountant, with respect to master
                  servicing by First Union National Bank.

14(a)(1)(iii)     Annual Statement as to Compliance by ORECM, as special servicer.

14(a)(1)(iv)      Annual Independent Accountant's Servicing Report of
                  Arthur Andersen LLP, with respect to special servicing
                  by ORECM.

99.1              Security Ownership of Certain Beneficial Owners (with original principal balances).