Form 10-K
period 2001-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC SER 1997 C-1
filed 2002-03-29
CIK 1043308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for fiscal year ended December 31, 2001

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

for the transaction period from           to          .

Commission File Number:  33-97994

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.

(In Respect of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1)

(Exact name of registrant as specified in its charter)

Delaware	56-1643598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Union Center Charlotte, North Carolina	28228-0600
(Address of Principal Executive Offices)	Zip Code

(704) 374-6828
Registrant’s telephone number, including area code

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2001.

Not Applicable.

Number of shares of common stock outstanding as of December 31, 2001.

Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

None.

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.

COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1

FORM 10-K

PART I

Item 1.    Business

This Annual Report on Form 10-K is being filed on behalf of First Union Commercial Mortgage Securities, Inc. (the “Registrant”) by State Street Bank and Trust Company, solely in its capacity as trustee under the Pooling Agreement hereinafter identified and with respect to the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 (the “Certificates”).  The Certificates were issued under a Pooling and Servicing Agreement dated as of May 1, 1997 (the “Pooling Agreement”) among the Registrant, as depositor, First Union National Bank of North Carolina, as master servicer (the “Master Servicer”), Criimi Mae Services Limited Partnership (“CMSLP”), as special servicer, (the “Special Servicer”) and State Street Bank and Trust Company, as trustee (in such capacity, the “Trustee”).  On October 31, 1998 CMSLP was removed as the Special Servicer under the Pooling Agreement and ORIX Real Estate Capital Markets, LLC (“ORECM”) began servicing as the replacement Special Servicer under the Pooling Agreement.  The Registrant has been informed that as of June 21, 2001, ORECM has been removed as Special Servicer under the Pooling Agreement and that CMSLP has resumed servicing as Special Servicer under the Pooling Agreement.  Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

Certain of the information contained in the Annual Report on Form 10-K has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund.  As used in this Annual Report on Form 10-K, “omitted” means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Securities and Exchange Commission’s Staff with respect to substantially similar trusts or certificates.

Item 2.    Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission.  The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.  During the period covered by this report, the Trust Fund did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Loans or otherwise.

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

The Annual Statement as to Compliance of CMSLP as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).  The Annual Independent Public Accountant’s Servicing Report of Arthur Andersen LLP an independent public accountant, with respect to CMSLP as the Special Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

Item 3.    Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee, in each case, with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee’s, the Master Servicer’s, the Special Servicer’s, or the Registrant’s duties under the Pooling Agreement and not material when taken as a whole.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Presently, there is no established trading market for the Certificates known to the Registrant.  As of December 31, 2001, there are an aggregate of 136 registered holders of all Classes of the Registrant’s Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company (“DTC”) but excluding (for all classes other than the Class F Certificates) Cede & Co., DTC’s nominee.  The computation of the approximate number of holders is based in part upon the number of individual participants in a security position listings provided by DTC.

Information as to distributions to Certificateholders have been provided in the Registrant’s monthly Form 8-K filings with respect to the Certificates.

Item 6.    Selected Financial Data

Omitted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 11.  Executive Compensation

Omitted.

PART  III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)           The Registrant is responding to this item by providing information with respect to the security ownership of certain owners of the Certificates, which information is annexed hereto as Exhibit 99.1

(b)           Omitted.

(c)           As of December 31, 2001, the Class K Certificates constitute the “Controlling Class” of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement.  Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class.  The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13.  Certain Relationships and Related Transactions

Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(i)  The Statement as to Compliance to be delivered by First Union National Bank as Master Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

(ii)  The Annual Servicing Report of KPMG LLP, an independent public accountant relating to master servicing by First Union National Bank is annexed hereto as Exhibit 14(a)(1)(ii).

(iii)  The Annual Statement as to Compliance by CMSLP as Special Servicer required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).

(iv)  The Annual Independent Accountant’s Servicing Report of Arthur Andersen LLP, an independent public accountant, with respect to CMSLP as Special Servicer is annexed hereto as Exhibit 14(a)(1)(iv).

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

99.1*                    Security Ownership of Certain Beneficial Owners.

(b)                     The following Report on Form 8-K was filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the period covered by this report:

Report on Form 8-K dated October 26, 2001, reporting items 5 and 7.

Report on Form 8-K dated November 26, 2001, reporting items 5 and 7.

Report on Form 8-K dated December 26, 2001, reporting items 5 and 7.

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

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC. (In Respect of its COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1)

Dated: March 29, 2002	By:

State Street Bank and Trust Company,solely in its capacity as Trustee of the Trust Fund for the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 and not individually on behalf of the Registrant

	By:	/s/ Diana J. Kenneally
Diana J. Kenneally, Assistant Vice President

INDEX OF EXHIBITS

DESCRIPTION

14(a)(1)(i)	Annual Statement as to Compliance by First Union National Bank as Master Servicer.

14(a)(1)(ii)	Annual Independent Accountant’s Report of KPMG LLP, an independent public accountant, with respect to master servicing by First Union National Bank.

14(a)(1)(iii)	Annual Statement as to Compliance by CMSLP, as Special Servicer.

14(a)(1)(iv)	Annual Independent Accountant’s Servicing Report of Arthur Andersen LLP, with respect to special servicing by CMSLP.

99.1	Security Ownership of Certain Beneficial Owners (with original principal balances).