Form 10-K
period 2002-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC SER 1997 C-1
filed 2003-03-31
CIK 1043308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)	☒ Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2002.

Not Applicable.

Number of shares of common stock outstanding as of December 31, 2002.

Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

None.

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.

COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1

FORM 10-K

PART I

Item 1.                    Business

This Annual Report on Form 10-K is being filed on behalf of First Union Commercial Mortgage Securities, Inc. (the “Registrant”) by U.S. Bank National Association (successor in interest to State Street Bank and Trust Company), solely in its capacity as successor trustee (in such capacity, the “Trustee”) under the Pooling Agreement hereinafter identified and with respect to the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 (the “Certificates”).  The Certificates were issued under a Pooling and Servicing Agreement dated as of May 1, 1997 (the “Pooling Agreement”) among the Registrant, as Depositor, Wachovia Bank, National Association (formerly known as First Union National Bank, and prior to that, First Union National Bank of North Carolina), as master servicer (the “Master Servicer”), Criimi Mae Services Limited Partnership (“CMSLP”), as special servicer, (the “Special Servicer”) and State Street Bank and Trust Company, as the initial trustee.

Effective December 31, 2002, U.S. Bank National Association acquired the corporate trust business of State Street Bank and Trust Company, and became the automatic successor trustee under Section 8.09 of the Pooling Agreement.  On or about April 1, 2002, Wachovia Bank became the surviving entity and successor Master Servicer under the Pooling Agreement, following the merger between Wachovia Bank National Association, and First Union National Bank.

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

The Annual Statement as to Compliance of Wachovia Bank, National Association, as Master Servicer is annexed hereto as Exhibit 15(a)(1)(i).  The Annual Servicing Report of KPMG LLP, an

independent public accountant, with respect to Wachovia Bank, National Association as the Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(ii).

The certification from First Union Commercial Mortgage Securities, Inc., as Depositor, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is annexed hereto as Exhibit 15(a)(1)(iii).

The Annual Statement as to Compliance of CMSLP as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(iv).  The Annual Independent Public Accountant’s Servicing Report of Ernst & Young LLP, an independent public accountant, with respect to CMSLP as the Special Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(v).

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

PART II

Item 5.                    Market for the Registrant’s Common Equity and Related Stockholder Matters

Presently, there is no established trading market for the Certificates known to the Registrant.  As of December 31, 2002, there are an aggregate of 108 registered holders of all Classes of the Registrant’s Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company (“DTC”) but excluding (for all classes other than the Class F Certificates) Cede & Co., DTC’s nominee.  The computation of the approximate number of holders is based in part upon the number of individual participants in a security position listings provided by DTC.

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

Omitted.

Item 8.                    Financial Statements and Supplementary Data

Omitted.

Item 9.                    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the period covered by this report, the Special Servicer engaged KPMG LLP as its independent public accountant with respect to its servicing responsibilities under the Pooling Agreement.  Arthur Anderson LLP served as the independent public accountant for the Special Servicer prior to KPMG LLP.  The Registrant knows of no other changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

PART  III

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

(c)           As of December 31, 2002, the Class K Certificates constitute the “Controlling Class” of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement.  Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class.  The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13.                  Certain Relationships and Related Transactions

Not Applicable.

Item 14.	Controls and Procedures

Not Applicable (Asset-Backed Issuer).

PART IV

Item 15.                  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(i)  The Statement as to Compliance to be delivered by Wachovia Bank, National Association as Master Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

(ii)  The Annual Servicing Report of KPMG LLP, an independent public accountant relating to master servicing by Wachovia Bank, National Association is annexed hereto as Exhibit 14(a)(1)(ii).

(iii)  The certification from First Union Commercial Mortgage Securities, Inc., as Depositor, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is annexed hereto as Exhibit 14(a)(1)(iii).

(iv)  The Annual Statement as to Compliance by CMSLP as Special Servicer required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

(v)  The Annual Independent Accountant’s Servicing Report of Ernst & Young LLP, an independent public accountant, with respect to CMSLP as Special Servicer is annexed hereto as Exhibit 14(a)(1)(v).

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

99.1*                    Security Ownership of Certain Beneficial Owners.

(b)                     The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last three months of the period covered by this report:

Report on Form 8-K dated October 18, 2002, reporting items 5 and 7.

Report on Form 8-K dated November 18, 2002, reporting items 5 and 7.

Report on Form 8-K dated December 18, 2002, reporting items 5 and 7.

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

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC. (In Respect of its COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1)

Dated: March 31, 2003

By:    U.S. Bank National Association (successor in interest to State Street Bank and Trust Company), solely in its capacity as Trustee of the Trust Fund for the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 and not individually on behalf of the Registrant

	By:	/s/ Peter A. Mitrano
Peter A. Mitrano
Title: Assistant Vice President

INDEX OF EXHIBITS

DESCRIPTION

15(a)(1)(i)	Annual Statement as to Compliance by Wachovia Bank, National Association as Master Servicer.

15(a)(1)(ii)	Annual Independent Accountant’s Report of KPMG LLP, an independent public accountant, with respect to master servicing by Wachovia Bank, National Association.

15(a)(1)(iii)	Certification from First Union Commercial Mortgage Securities, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002.

15(a)(1)(iv)	Annual Statement as to Compliance by CMSLP, as Special Servicer.

15(a)(1)(v)	Annual Independent Accountant’s Servicing Report of Ernst & Young LLP, with respect to special servicing by CMSLP.

99.1	Security Ownership of Certain Beneficial Owners (with original principal balances).