Form 10-K
period 2003-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC SER 1997 C-1
filed 2004-03-30
CIK 1043308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-97994

FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC. (In Respect of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES,  SERIES 1997- C1)

(Exact name of registrant as specified in its charter)

Delaware	51643598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Union Center Charlotte, North Carolina	282280600
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 374-6828

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐   Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2003.

Not Applicable.

Number of shares of common stock outstanding as of December 31, 2003.

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

The information called for by this item is omitted as it is not applicable to the Trust Fund.  As used in this Annual Report on Form 10-K, “omitted” means that the response to the referenced item is omitted in reliance on the procedures outlined in the no action letter issued on March 27, 1997 by the Securities and Exchange Commission’s Staff with respect to First Union Residential Securitization Transactions, Inc.

Item 2.                                                             Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission.  The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.  The Trust Fund was the successful bidder at a foreclosure sale on October 7, 2003 for the property securing Mortgage Loan No. 14-5096393 and located at 680 Holcomb Bridge Road, Norcross, GA 30071 (the “Property”).  The scheduled balance on the Mortgage Loan as of November 30, 2003 was $2,308,550.86, with cumulative outstanding advances of $651,984.87, which number includes total principal and interest advances outstanding of $286,650.95.  The total exposure as of November 30, 2003 was $2,960,535.73.  An MAI property appraisal dated September 29, 2003 indicated an appraised value of $1,960,000 for the Property.  The Property Manager for the Property is NI-Tutera LLC, which is owned by Tutera Health Care Services LLC.  The Special Servicer has reported that, as of November 30, 2003, leasing activity has increased at the Property since foreclosure from 7 residents to 16 residents.  Marcus & Millichap, real estate company, is listing the property at $1,250,000 (as of November 30, 2003).

In late 2003, the Trustee was made aware of an asserted breach of representation by one of the Mortgage Loan Sellers as to the Stated Maturity Date of one of the Mortgage Loans included in the Trust Fund.  Although the Mortgage Loan Schedule identified this Mortgage Loan as having a maturity date of April 1, 2007, the actual maturity date was April 1, 2004.  This loan was prepaid by the related Borrower in November 2003, within six months preceding the actual maturity date of the loan, and therefore without the payment of any “prepayment consideration” or yield maintenance charge.  The Trustee is continuing to investigate this situation.

The Annual Statement as to Compliance of Wachovia Bank, National Association, as Master Servicer is annexed hereto as Exhibit 15(a)(1)(i).  The Annual Servicing Report of KPMG LLP, an independent public accountant, with respect to Wachovia Bank, National Association as the Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(ii).

The certification from Wachovia Bank, National Association, as Master Servicer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is annexed hereto as Exhibit 15(a)(1)(iii).

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

PART II

Item 5.                                                             Market for the Registrant’s Common Equity and Related Stockholder Matters

Presently, there is no established trading market for the Certificates known to the Registrant.  As of December 31, 2003, there are an aggregate of 104 registered holders of all Classes of the Registrant’s Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company (“DTC”) but excluding (except for the Class F Certificates) Cede & Co., DTC’s nominee.  The computation of the approximate number of holders is based in part upon the number of individual participants in a security position listings provided by DTC.

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

(c)                                  As of December 31, 2003, the Class K Certificates constitute the “Controlling Class” of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement.  Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class.  The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13.                                                       Certain Relationships and Related Transactions

Not Applicable.

Item 14.                                                       Controls and Proceedures

Not Applicable (Asset-Backed Issuer)

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(i)  The Statement as to Compliance to be delivered by Wachovia Bank, National Association as Master Servicer under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(i).

(ii)  The Annual Servicing Report of KPMG LLP, an independent public accountant relating to master servicing by Wachovia Bank, National Association is annexed hereto as Exhibit 15(a)(1)(ii).

(iii)  The certification from Wachovia Bank, National Association, as Master Servicer, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is annexed hereto as Exhibit 15(a)(1)(iii).

(iv)  The Annual Statement as to Compliance by CMSLP as Special Servicer required pursuant to the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(iv).

(v)  The Annual Independent Accountant’s Servicing Report of Ernst & Young LLP, an independent public accountant, with respect to CMSLP as Special Servicer is annexed hereto as Exhibit 15(a)(1)(v).

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

99.1*                    Security Ownership of Certain Beneficial Owners.

(b)                     The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last three months of the period covered by this report:

1.  Report of Form 8K dated November 11, 2003 responding to items 5 and 7.

2.  Report on Form 8K dated December 10, 2003 responding to items 5 and 7.

99.2*                    Aggregate Data With Respect to Distributions on the Certificates Made in 2003.

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

Dated: March 30, 2004

By:      U.S. Bank National Association (successor in interest to State Street Bank and Trust Company), solely in its capacity as Trustee of the Trust Fund for the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 and not individually on behalf of the Registrant

	By:	/s/ Peter M. Mitrano

INDEX OF EXHIBITS

DESCRIPTION

15(a)(1)(i)	Annual Statement as to Compliance by Wachovia Bank, National Association as Master Servicer.

15(a)(1)(ii)	Annual Independent Accountant’s Report of KPMG LLP, an independent public accountant, with respect to master servicing by Wachovia Bank, National Association.

15(a)(1)(iii)	Certification from Wachovia Bank, National Association under Section 302 of the Sarbanes-Oxley Act of 2002.

15(a)(1)(iv)	Annual Statement as to Compliance by CMSLP, as Special Servicer.

15(a)(1)(v)	Annual Independent Accountant’s Servicing Report of Ernst & Young LLP, with respect to special servicing by CMSLP.

99.1	Security Ownership of Certain Beneficial Owners (with original principal balances).

99.2	Aggregate Data With Respect to Distributions on the Certificates Made in 2003.