Form 10-K
period 2004-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC SER 1997 C-1
filed 2005-03-30
CIK 1043308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
          ☒ Yes       ☐ No

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2004.

Not Applicable.

Number of shares of common stock outstanding as of December 31, 2004.

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

Item 2.                                                             Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission.  The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans

The Annual Statement as to Compliance of Wachovia Bank, National Association, as Master Servicer is annexed hereto as Exhibit 15(a)(1)(i).  The Annual Servicing Report of KPMG LLP, an independent public accountant, with respect to Wachovia Bank, National Association as the Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 15(a)(1)(ii).

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

PART II

Item 5.                                                             Market for the Registrant’s Common Equity and Related Stockholder Matters

Presently, there is no established trading market for the Certificates known to the Registrant.  As of December 31, 2004, there are an aggregate of 79 registered holders of all Classes of the Registrant’s Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company (“DTC”) but excluding Cede & Co., DTC’s nominee.  The computation of the approximate number of holders is based in part upon the number of individual participants in a security position listings provided by DTC.

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

(c)                                  As of December 31, 2004, the Class K Certificates constitute the “Controlling Class” of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement.  Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class.  The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

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

99.1*                    Security Ownership of Certain Beneficial Owners.

(b)                     The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last three months of the period covered by this report:

1.  Report of Form 8K dated October 28, 2004 responding to items 5 and 7.

2.  Report on Form 8K dated December 2, 2004 responding to items 5 and 7.

3.  Report on Form 8K dated December 23, 2004 responding to items 5 and 7.

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

Dated: March 30, 2005

By:  U.S. Bank National Association (successor in interest to State Street Bank and Trust Company), solely in its capacity as Trustee of the Trust Fund for the Registrant’s Commercial Mortgage Pass-Through Certificates, Series 1997-C1 and not individually on behalf of the Registrant

	By:	/s/ James H. Byrnes

INDEX OF EXHIBITS

DESCRIPTION

15(a)(1)(i)	Annual Statement as to Compliance by Wachovia Bank, National Association as Master Servicer.

15(a)(1)(ii)	Annual Independent Accountant’s Report of KPMG LLP, an independent public accountant, with respect to master servicing by Wachovia Bank, National Association.

15(a)(1)(iii)	Certification from Wachovia Bank, National Association under Section 302 of the Sarbanes-Oxley Act of 2002.

15(a)(1)(iv)	Annual Statement as to Compliance by CMSLP, as Special Servicer.

15(a)(1)(v)	Annual Independent Accountant’s Servicing Report of Ernst & Young LLP, with respect to special servicing by CMSLP.

99.1	Security Ownership of Certain Beneficial Owners (with original principal balances).